Form 10QSB
period 2007-06-30
RED REEF LABORATORIES INTERNATIONAL INC
filed 2007-08-14
CIK 1355287

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52658

RED REEF LABORATORIES INTERNATIONAL, INC.
 (Exact name of small business issuer as specified in its charter)

FLORIDA	75-3086416
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

450 Fairway Drive, #103
Deerfield Beach, Florida 33441
(Address of principal executive offices)

954-725-9475
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [  ] No [X]

Number of shares of common stock outstanding as of August 14, 2007:     905,987,866

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. FINANCIAL STATEMENTS

RED REEF LABORATORIES INTERNATIONAL, INC.
BALANCE SHEET
AS OF JUNE 30,

ASSETS	2007

CURRENT ASSETS
Cash and cash equivalents	$4,566
Inventories	4,009
Deferred income tax assets, net of valuation allowance	-

TOTAL CURRENT ASSETS	8,575

PROPERTY AND EQUIPMENT, NET	481,697

ACQUISITION DEPOSIT	110,000

SECURITY DEPOSITS	8,526

TOTAL ASSETS	$608,798

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$121,731
Settlement payable	35,000
Judgements payable	400,195

TOTAL CURRENT LIABILITIES	556,926

DUE TO STOCKHOLDERS	67,092

TOTAL LIABILITIES	624,018

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
Preferred stock:$.001 par value: 10,000,000 shares
authorized: none issued	-
Common stock: $.001 par value; 3,000,000,000 shares
authorized: 814,637,415 and 671,862,00 issued and outstanding	814,637
Additional paid-in capital	3,087,610
Advances to stockholders	(140,171)
Deficit	(3,777,296)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)	(15,220)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)	$608,798

RED REEF LABORATORIES INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

	2007		2006
	Three months	Nine months	Three months	Nine months
	Ended June	Ended	Ended June	Ended
	June 30	June 30	June 30	June 30

REVENUES
Product sales	$908	$5,908	$-	$28,832
Services	795	4,297	68,841	113,578
License agreements		440,695	-	-

TOTAL REVENUES	1,703	450,900	68,841	142,410

COST OF REVENUES EARNED	-	190	-	-

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	399,949	956,306	43,440	265,594

OPERATING LOSS	(398,246)	(505,596)	25,401	(123,184)

OTHER INCOME (EXPENSE)
Interest income	-	8,564	7,897	7,897
Interest expense	-	(2,894)	(5,663)	(16,988)
Other expenses	-	(1,701)	(3,657)	(3,658)
TOTAL OTHER INCOME (EXPENSE)	-	3,969	(1,423)	(12,748)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(398,246)	(501,627)	23,979	(135,932)

PROVISION FOR INCOME TAXES	-	-	-	-

UTILIZATION OF NET OPERATING LOSS CARRY FORWARD	-	-	-	-

NET INCOME (LOSS)	$(398,246)	$(501,627)	$23,979	$(135,932)

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED	799,045,000	742,045,000	671,862,000	671,862,000

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.0005)	$(0.0007)	$0.0000	$(0.0002)

RED REEF LABORATORIES INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006

Net Loss	$(501,627)	$(135,932)

Adjustments to reconcile net income to net cash used in operating activities
Depreciation	16,722	1,083
Shares issued for consulting services	345,000	-
Shares issued for board of director's compensation	5,000	-
Changes in assets and liabilities:

Decrease in inventory	190	-
Increase (decrease) in accounts payable, accrued and other liabilities	(30,878)	22,915

Net cash used in operating activities	(165,593)	(111,934)

Cash flows from financing activities
Sale of common stock	497,250	100,000
Change in loans and advances from stockholders, net	(231,493)	36,386

Net cash provided by in financing activities	265,757	136,386

Cash flows investing activities
Increase in acquisition deposit	(110,000)	-
Purchase of property and equipment	(742)	(16,689)

Net cash used in investing activities	(110,742)	(16,689)

INCREASE IN CASH AND CASH EQUIVALENTS	(10,578)	7,763

CASH AND CASH EQUIVALENTS, BEGINNING	15,144	1,700

CASH AND CASH EQUIVALENTS, ENDING	$4,566	$9,463

Supplemental Disclosures:
Shares of common stock issued to acquire assets	20,000
Shares of common stock issued to satisfy long-term debt	42,115
Property and equipment purchased through judgments payable	450,195
Interest paid	-	-
Interest received	-	-

RED REEF LABORATORIES INTERNATIONAL, INC.
STATEMENT OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	2007		2006
	Three months	Nine months	Three months	Nine months
	Ended June	Ended	Ended June	Ended
	June 30	June 30	June 30	June 30

Automobile expense	$2,194	$6,743	$1,112	$3,238
Bank fees	110	488	84	324
Casual labor	7,907	18,449	-	-
Consulting fees	284,590	464,432	-	50,000
Data Processing	198	1,102	140	401
Depreciation	5,574	16,722	-	1,083
Dues and subscriptions	75	5,201	-	4,400
Gifts	-	100	-	2
Insurance	10,448	25,175	5,116	7,957
Licenses and permits	250	2,564	285	1,578
Marketing programs	2,419	24,948	-	17
Miscellaneous	-	139	208	726
Postage and delivery	561	2,161	491	2,728
Professional fees	5,721	126,513	350	110,635
Rents	10,093	38,473	22,894	40,654
Repairs	43	166	150	2,220
Telephone	3,491	8,842	1,737	5,492
Travel and entertainment	827	10,727	1,333	2,803
Utilities	609	2,302	146	1,220
Payroll	61,887	191,253	8,745	28,249
Supplies	2,952	7,424	649	1,867
Taxes	-	2,382		-

TOTAL	$399,949	$956,306	$43,440	$265,594

NOTES TO FINANCIAL STATEMENTS (RESTATED)
Nine months ended June 30, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Red Reef Laboratories International, Inc., (the Company) is developing products for animal husbandry, veterinary applications, hospital decontamination, military and homeland defense uses, and a variety of indoor air quality concerns, based on proprietary surface decontaminating technology.

In the last quarter of 2005, the Company launched its BioClear Mold remediation division, which is engaged in providing services utilizing exclusive proprietary products for commercial as well as residential properties.  Red Reef has also begun to establish commercial accounts offering TKO, a proprietary, EPA registered, hard surface mold, mildew and algae cleaner and surface sanitizer.

Cash and cash equivalents

Cash and cash equivalents consist of time deposits and liquid instruments with original maturities of three months or less.

Revenue and Cost Recognition

The Company recognizes revenue when its products are shipped or services are rendered. Licensing fee revenues are recognized as revenue when all contract terms have been completed.  Cost of revenues earned includes purchases of chemical products and additional additives to develop our proprietary products, including freight and shipping expenses.

Inventories

Inventories consist principally of raw materials used in manufacturing.  Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method.

Joint Venture

The Company’s investment in the joint venture, JDM Reef Capital Management LLC will be accounted for under the equity method.  Accordingly, the investment will be carried at cost, adjusted for their proportionate share of profits and losses of the joint venture following the guidance in APB-18.

Property and Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets ranging from 5 to 39 years.  Maintenance and repairs are charged to expense as incurred, while major renewals and betterments are capitalized.  When items of property, plant and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statements of income and retained earnings for that period.

NOTES TO FINANCIAL STATEMENTS (RESTATED)
Nine months ended June 30, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.  These differences relate principally to depreciation and bad debt allowances.

Concentrations of Business and Credit Risk Arising from Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances in one financial institution located in Deerfield Beach, Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.  At March 31, 2007, there were no uninsured balances.

Licensing Agreement The Company entered into a definitive binding agreement with Benchmark China Ltd, for exclusive manufacturing and distribution rights to the Company’s Proprietary Surface Decontaminant product, BioClear™ FF, including the use of the name, BioClear™ FF.  The agreement is for ten years and automatically renewable unless notice in writing of intent to terminate is presented ninety days prior to expiration date.  The agreement also required an initial non-refundable fee for the exclusive rights to market and distribute BioClear™ FF for $300,000 (Three Hundred Thousand Dollars).  The Company will receive 50% fees paid for all assignments of rights to third parties and 10% of gross sales from all sources, regardless or price, payable quarterly, upon review and acceptance.

Major Customer  For the nine months ended June 30, 2007, total revenues from the Company’s largest customer approximated $440,000, 98% of the total revenues for the period, the $440,000 was a one-time fee for a licensing agreement.

Advertising

The Company expenses advertising costs as they are incurred.  Advertising expenses for the nine months ended June 30, 2007 totaled $24,928.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The accompanying un-audited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the un-audited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.

These financial statements should be read in conjunction with Red Reef Laboratories International, Inc.’s (the "Company") audited consolidated financial statements and notes thereto for the year ended September 30, 2006, included in the Company's Registration Statement, Form 10-SB, filed May 23, 2007, with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

NOTES TO FINANCIAL STATEMENTS (RESTATED)
Nine months ended June 30, 2007 and 2006

Fair Value of Financial Instruments

Cash and cash equivalents, loans and advances to stockholders, accounts payable and accrued liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

Basic and Fully Diluted Net Loss Earnings Per Common Share

The Company follows the provisions of Statements of Financial Accounting Standards No. 28 (SFAS 128), “Earnings Per Share.”  SFAS No. 128 requires companies to present basic earnings (loss) per share (EPS) and diluted EPS, instead of primary and fully diluted EPS presentations that were formerly required.  Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during each year.  For this quarter, the Company has no potentially dilutive instruments.

Impairment of Long-Lived Assets

The Company follows FASB Statement No. 144 (SFAS 144), “Accounting for the impairment of Long-Lived Assets.” SFAS 144 requires that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized bases on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount of fair value less cost of sale.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and 140.

This statement establishes, among other things, the accounting for certain derivatives embedded in other financial instruments, which are referred to as hybrid financial instruments. The statement simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, or January 1, 2007 for the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value.  An entity that uses derivative instruments to mitigate the risk inherent in servicing assets and liabilities may carry servicing assets and liabilities at fair value.  The statement is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006, or January 1, 2007 for the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157) “Fair Value Measurements.” The statement is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006, or January 1, 2007 for the Company.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires an employer with publicly traded equity securities to recognize the funded status of a benefit plan and the related disclosure requirements.  The effective date is December 31, 2006.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

NOTES TO FINANCIAL STATEMENTS (RESTATED)
Nine months ended June 30, 2007 and 2006

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Computed equipment and software	$4,538
Furniture and fixtures	3,229
Vehicles	30,503
Buildings	154,863
Land	219,502
Machinery and equipement	95,830
Subtotal	508,465
Accumulated depreciation	(26,768)
Total Property and Equipement	$481,697

Total depreciation expense for the nine months ended June 30, 2007, amounted to $16,722. Most of this property ($470,195) was acquired for stock and assumption of debt (See Notes 6 and 7).

The estimated value of the assets acquired was contractually valued at $1,192,487.  An amount equivalent to 10% ($50,395) was discounted as commission and cost of future sales.  The remaining difference of $671,358 reduced as assets prorate.

NOTE 3 - RELATED PARTY TRANSACTIONS

Loans and Advances to Stockholders - The Company loaned and advanced funds to three shareholders.  These loans and advances are unsecured, bear interest at 8%, and are due on demand.  Outstanding advances totaled $140,171 at June 30, 2007.  These amounts include accrued interest receivable of $54,803.  Accrued interest receivable has been recorded as additional paid-in capital.

Due to Stockholders

Due to stockholders at June 30, 2007 consisted of the following:

8% convertible notes from a minority shareholder, due on demand	$45,000
Loan from shareholder, unsecured, due on demand, and accrues interest at 8%	22,092
Total due to stockholders	$67,092

Interest expense for the period ended June 30, 2007 was $7,615.  Interest payable at June 30, 2007 for the above was $48,808.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30 consisted of the following:

Trade accounts payable	$39,991
Accrued interest	46,808
Accrued payroll, taxes and benefits payable	14,726
Other accruals	20,206
Other taxes payable	-
Total accounts payable and accrued liabilites	$121,731

NOTE 5 - INCOME TAXES

Deferred income taxes and benefits for the six-months ended June 30, 2007, are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 20.5%) of these temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities, consist of the following:

NOTES TO FINANCIAL STATEMENTS (RESTATED)
Nine months ended June 30, 2007 and 2006

NOTE 5 - INCOME TAXES (CONTINUED)

Deferred Income tax assets:
Expected income tax	$-
Net operating loss carryfoward	651,692
Total deferred tax assets	651,692
Deferred Income tax liabilities:
Excess tax depreciation over book depreciation	6,608
Less valuation allowance	645,084
Net deferred income tax assets	$-

The Company has a net operating loss carryover for federal income tax purposes of approximately $3,128,986 expiring in September 2026.  However, if the Company has an ownership change as defined in Section 382 of the Internal Revenue Code, the Company may be limited in its ability to utilize the loss carry-forwards. A valuation allowance of $645,084 has been established to eliminate the deferred tax benefit that exists because it is uncertain that the benefit will ever be realized.

NOTE 6 - STOCKHOLDERS' EQUITY

The Company has authorized 3,000,000,000 shares of $.001 par value common stock.

During the nine months ended June 30, 2007, 34,269,091 shares were issued for $497,250 in cash; 1,200,000 shares were issued to acquire the assets and liabilities of Altfuels Corporation and related organization’s assets and liabilities; 2,406,324 shares were issued to convert $40,000 in debt including $2,115 in accrued interest; 43,000,000 shares were issued for consulting services; and 1,000,000 shares were issued for Board of Director compensation.  The Company is restricted in its ability to issue dividends, and plans to reinvest any income in the Company.

On December 1, 2006, the Company resolved to increase the number of issued and outstanding shares of common stock by way of a forward stock split (the Stock Split) in the amount of 1 share for 6 shares. All common stock amounts in this report have been restated to account for the stock split and retroactive effect has been given to financial statements to the stock split.

NOTE 7 – ACQUISITION AND JUDGMENTS PAYABLE

The Company acquired the assets and assumed the liabilities of Altfuels Corporation and related organization’s assets and liabilities during the quarter ending December 31, 2006.  The aggregate purchase was $400,195, the amount of the assumed liabilities of the L-1011 Corporation (related organization), which were in default at the time of the acquisition, for which judgments exist.  The value was determined by appraisal and written down to the amount of liabilities assumed.  The Company is currently attempting to refinance the debt and remove the judgments.

NOTES TO FINANCIAL STATEMENTS (RESTATED)
Nine months ended June 30, 2007 and 2006

NOTE 7 – ACQUISITION AND JUDGMENTS PAYABLE (CONTINUED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Property, plant and equipment	$400,195
Total assets acquired	400,195

Judgments payable	400,195
Total liabilities assumed	400,195
Net assets acquired	$-
The judgments, which are secured by the acquired land, buildings and machinery, consist of the following:

Iberville Bank	$236,046
Community Bank	124,086
Capital Bank	29,000
S/Savoie Inc.	10,000
Property tax due	1,063
Total judgments payable	$400,195

The refinancing of these judgments are still under discussion and negotiations.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company was involved in a civil law suit as a defendant.  The case was Global Bio Solutions vs. Kopperud et.al. filed June 17, 2004, in the San Diego Superior Court, Case number GIC831566 for negligence.  The plaintiff alleged that Kopperud and other parties involved including the Company were negligent for a missed business opportunity.  The Company settled out of court on June 13, 2006, with the plaintiff, for $35,000, to begin accruing interest in June 30, 2007 (due date) at 8% per annum.  As a result of the settlement, the case was dismissed on June 20, 2006.

On January 1, 2005, the Company entered into a sixty-month operating lease agreement for its office facilities, which provides for monthly lease payments of $3,103, plus sales tax, with annual rent increases of 5%.

The following is a schedule of estimated future minimum rental payments required under the operating lease as of June 30, 2007:

2007	$29,323
2008	39,860
2009	40,685
2010	41,530
2011	42,411
Total	$193,809

NOTE 9 – GOING CONCERN AND MANAGEMENT’S PLANS

As reflected in the accompanying financial statements, the Company recognized a net loss of $501,627 for the nine months ended June 30, 2007.  The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations.  The Company’s intention is to negotiate product distribution agreements with foreign distributors abroad.  The plan also includes raising capital through private stock offerings.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 10 – SUBSEQUENT EVENTS

The Company has signed a letter of intent to purchase Certified Environmental Services, Inc. for $2,800,000, and has placed $110,000 in escrow towards the purchase (acquisition deposit).  The Company anticipates completing the purchase of Certified Environmental Services, Inc. in the third quarter of 2007.  The transaction is currently structured as a cash purchase contingent upon the Company’s ability to raise the funds necessary for the acquisition.

The Altfuels Inc. and related acquisition will serve as the pilot development for the joint venture with JDM Capital to roll out the process alignment for environmental improvements and green development uses for the property.  The active momentum of beginning this process will allow for unlocking the value of the location, and begin to place it on a path of revenue generation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used herein the terms "we", "us", "our," the “Registrant,” “RRLB” and the "Company" means, Red Reef Laboratories International, Inc., a Florida corporation.

GENERAL DESCRIPTION OF BUSINESS

We are a highly specialized company focusing on providing superior surface decontamination products and specialized services in the fight against bacteria, viruses and fungi (mold) infestations of our living environment.

We were founded to develop, manufacture, distribute and sell surface disinfectants, which are inherently non-toxic, posing no hazard to people who use them and which are environmentally friendly, decomposing into harmless naturally occurring organic molecules. In 2003, the United States Marine Corps authorized and funded the testing of one of our proprietary formulations against weaponized Anthrax on two occasions at separate government laboratory facilities. Each test indicated our formula achieved a 99.999999% kill rate in less than thirty minutes. To this end, we have developed several products that have been registered with the Environmental Protection Agency (EPA) as well as proprietary formulas used for odor and stain removal caused by mold, mildew and algae.  The company also performs the service of mold remediation in South Florida employing the use of the chemicals during the remediation process. The company is in the process of applying for import and distribution clearance in China for its BioClear FF product used in the cleaning and sanitizing of surfaces and equipment found on poultry farms. The company is investigating ways to expand distribution of TKO, one of its leading products currently being sold to the hospitality industry in Southeast Florida. Research and development work for specially formulated products for use in cleaning and sanitizing automobile interiors is underway.

INTRODUCTION

Health risks linked to mold exposure and its resultant toxins are driving an enormous industry of testing, identification, remediation, and repair of infected buildings. There currently exists a huge backlog of demand for effective solutions to this mold "crisis" that is forecasted to continue unabated for years to come. The Red Reef BioClear System focuses on water intrusion and the resultant damage to building structures, including single-family residential, multi-unit residential, commercial, and retail, hotel, and office, industrial, institutional, and healthcare facilities. Clients will either pay for our services directly, or through settled insurance claims. Direct pay clients will be building owners and managers. Insurance clients will be attorneys, adjusters and their superiors.

Most data available describing the mold remediation industry is almost exclusively supplied by the insurance industry, and does not document activity by segments (i.e. residential, commercial, industrial, and institutional). The industry trade associations provide little credible guidance other than to promote their owners' agendas. Though accurate data about total dollars and share of the mold remediation market is scarce, we can provide substantial anecdotal evidence and information from various sources, as well as examples of activities, which will impact the market and contribute to its continued growth.

OBJECTIVES

Our objective is to become the premier company for mold remediation in Florida and beyond.  We will utilize a unique "streamlined" decontamination process enabled by new state-of-the-art mold-killing products that create exceptional profit potential. Our streamlined, step-by-step, decontamination process concentrates on identifying the contamination problem and having moisture intrusion problems corrected which have principally caused the mold infestation to take hold. Once the problem is identified and corrected, our approach and process is to eradicate the mold infestation through application of several chemical means (fogging and spraying of effective specially developed chemical solutions) as opposed to physical (structural removal) means. This results in a drastic minimization of the deconstruction/reconstruction effort, thereby saving time, labor and material costs needed to perform the mold remediation, which in turn leads to greater profit potential. Our products allow for applications in areas such as animal husbandry, hospitality, medical and nursing home facilities, and in any area where the proliferation of bacteria, virus and fungi pose threats to the inhabitants of these facilities. Leveraging our exclusive proprietary technology to these products, we will develop additional applications in other industries creating new revenue opportunities, such as specially formulated products for use in cleaning and sanitizing automobile interiors. We intend to use infusions of capital and/or debt to launch operations, secure or develop exclusive synergetic product rights, establish a market position, and achieve significant financial goals.

PRODUCTS

Our family of proprietary products, specifically designed to control and eliminate the presence and growth of mold and mildew on all surfaces, significantly changes for all time the way we address the presence of mold spores. Our aqueous surfactant may be applied by spraying, misting wiping or soaking. In the process of decontamination, the use of Red Reef products, in most cases, eliminates the need for tearing down walls or removing and encapsulating mold-bearing materials. As long as the building materials are not compromised to the extent that they are no longer serviceable, the mere presence of mold or mildew does not necessitate their replacement. Red Reef technology will, in all cases, destroy the spores’ protective shells and expose and kill the germ within. This is accomplished in most cases with little or no scrubbing. Of course, there are different products for hard surfaces, carpeting, drapes and all soft material and of significant importance, HVAC systems. A typical building envelope, commercial or residential, normally evacuated under current practices for the removal and encapsulation of mold and mildew, can be completely remediated in hours rather than days or weeks and may safely be occupied immediately upon completion. One very important reason this is so is because Red Reef products are environmentally safe and human friendly. Only our hard surface cleaner, TKO, requires special handling, but is quickly neutralized once it has accomplished its task.

Our hard surface decontaminant contains 5% Sodium Hypochlorite (the same ingredient found in common household bleach products) in a unique, proprietary surfactant blend. All other products in our library are non-toxic, non-corrosive, environmentally benign and human friendly and are formulated with the same proprietary surfactant blend.

One of our lead products is EPA registered as a multipurpose, broad-spectrum antimicrobial and biocide.  The formula is based on non-ionic surface active agents; benzalkonium chlorides that are field-tested as fast-acting germicides, algaecides, fungicides, and even in medical applications as a disinfecting wound irrigant and antiseptic.

This formula comprises of a blend of proprietary components which provides an advanced sanitizing, disinfecting, deodorizing and cleaning tool for general use in demanding decontamination applications, for healthier environments in homes, hospitals, nursing homes, schools, food processing plants and other facilities where controlling biological hazards is of prime importance.

EPA APPROVED PRODUCTS

Advanced Mold Remediation Products

Red Reef’s Protocol for mold remediation enables simplified and truly effective maintenance. Any site where mold of any description is present can be restored without tearing down of walls or dissecting A/C ducts. The active products can be applied by misting into ducts, wall cavities and rooms and are harmless to the integrity of exposed surfaces. The same delivery system tested by the U.S. Marines and found effective against live and weaponized anthrax spores has been commercialized and destroys mold and fungal spores in homes and commercial buildings, providing healthier living environments.

BioClear® TKO Heavy Duty Cleaner for Mold – Mildew – Algae
(Healthy Solutions 6000)
                   Mold, Mildew and Algae odor and stain remover

BioClear® TKO, which contains our proprietary blend of surfactants, acts by eradicating mold and algae growth to the roots. In doing so, it significantly delays re-growth of mold and algae on affected and vulnerable areas.

As a professional bioactive remedy, BioClear® TKO is categorized as a Dangerous Good (Corrosive 8), with bleach (Sodium Hypochlorite) as one of the active components. It must be handled carefully in its concentrated form. However, as soon as it is diluted 1: 1 with water, it becomes harmless to the environment.

BioClear® TKO has been designed for indoor and outdoor use.

It has been carefully tested and successfully used on the following areas:

•	Concrete areas, including driveways
•	Terracotta tiles and roof tiles.
•	Sandstone surfaces.
•	Residential and public bathrooms and washrooms.
•	Outside walls (including painted walls).
•	Residential house remediation.
•	Building framework anti-mold treatment.
•	Wallboards.
•	Ceilings.
•	Basements
•	Canvas, including tents, sails, and patio umbrellas

BioClear®2000 Advanced Detergent/Disinfectant*
A surface disinfecting product designed specifically as a general cleaner and disinfectant for use in food service establishments, transportation terminals, office buildings and manufacturing facilities.

The unique delivery system of BioClear®2000 has the ability to eliminate biological contamination (including offensive or foul odors) without destroying or corrupting the contact surfaces and materials it resides on. BioClear®2000 kills harmful biological matter on contact.

The BioClear®2000 technology allows for retention and restoration of most contaminated sites, without a "removal and replacement" strategy other decontamination technologies suggest as a remedy to a contaminated area.

BioClear®2000 is versatile - it can be wet fogged, sprayed, mopped, sponged or wiped on any surface or fabric. BioClear®2000 will decontaminate an area without danger to the technician applying the product, and to the environment or any surface, it comes in contact with, including delicate fabrics, metals or electronics.

In fact, wet fogging is highly recommended when addressing contaminated rooms, wall cavities, or hard to reach places, something a corrosive product can never be applied to.

BioClear®2000 is a sensible, environmentally friendly, responsible and effective solution to a great number of biological contaminations.

Cleaning and Disinfecting Products

BioClear® FF Poultry and Swine Premise Disinfectant Cleaner*
A phosphate free formulation designed to provide effective cleaning, deodorizing, and disinfection specifically for food processing plants, hog farms, poultry and turkey farms and egg processing plants, meat/poultry processing plants, meat/poultry producing establishments, veterinary clinics, animal life science laboratories, kennels, breeding and grooming establishments, pet animal quarters, zoos, pet shops, tack shops and other animal care facilities.

BioClear® MD Hospital Disinfectant/Cleaner*
Designed specifically as a general non-acid cleaner and disinfectant for use in homes, hospitals, nursing homes, patient rooms, operating rooms, and ICU areas where housekeeping is of prime importance in controlling the hazard of cross contamination.

* This product is licensed from and manufactured by a third-party supplier and does not contain our own proprietary blend of surfactants.

PRODUCTS CURRENTLY IN DEVELOPMENT

BioClear One features our core technology, our proprietary blend of surfactants, which is also a key component of the formula tested by two separate U.S. government laboratory facilities against weaponized anthrax with results of a 99.999999% kill rate in less than thirty minutes. Based on these successful test results, we believe that BioClear One is far superior to competitors’ products; including the BioClear®2000 Red Reef now markets. Similarly, it contains components that provide an advanced sanitizing, disinfecting, deodorizing and cleaning tool for general use in demanding decontamination applications. BioClear One is a safer, highly effective, easily applied product for a healthier environment in homes, hospitals, nursing homes, schools, food processing plants and other facilities where controlling biological hazards and cross-contamination is of prime importance; in addition to eliminating, not masking odors. What sets us apart is our ability to break surface tension on contact, spread and seek moisture, accomplishing any mission quickly and thoroughly. This activity allows us to use smaller concentrations of active ingredients without compromising effectiveness; hence, environment and human friendly.

When formulated as an “all in one” disinfectant, detergent, deodorizer, mildewstat, fungicide, sanitizer and virucide, it may be packaged and tailored for specific applications. Our goal is to produce a final product that will prove to be highly effective against a great number of harmful bacteria.

Red Reef Silver Bullet Technology® for Bio-Defense

A specifically designed bio-defense variation is Red Reef Silver Bullet Technology® using the same proprietary blend of surfactants and specific optimized active components that have been proven to be effective in killing hard to kill bacterial spores. In two separate military-sponsored and funded tests, Red Reef Silver Bullet Technology® achieved a 99.999999% kill rate against biological Anthrax surrogates and two strains of weaponized bacterium Anthrax in less than 30 minutes. It is easier and safer to use than known competitive products. The competitive product (Chlorine Dioxide Gas), most commonly used, requires 12 hours to achieve a similar result, yet is toxic and corrosive. Silver Bullet Technology® has broad military and homeland defense bio-defense applications.

The uniqueness of our technology is the combination of active bacteria-killing components with “accelerator” factors, resulting in maximum sterilization and decontamination in the shortest period of time, using highly diluted, hence safer formulas.

SB4 Pet Habitat, for use in veterinary offices or hospitals, can be used to deodorize and clean public areas, waiting rooms, restrooms and other shared spaces. In addition, it can be used to clean pet and animal cages, feeding areas, dog runs and examination and operating rooms.

We have recently formulated a line of veterinarian products for horses to be marketed under the trade name Sound Equine. These independent field-tested, highly effective formulas are designed to eliminate fungal infections commonly affecting horses’ shanks and hooves. Further tests are required.

PRODUCT PRODUCTION

We currently produce most of our products in-house. We also have a principal contract manufacturer, GLH Chemical in Bethlehem, Georgia, to help in manufacturing of our products, in the event we could not produce anticipated future needs.  In addition, other production facilities are available, if needed, to meet any demand for production. We believe sufficient quantities of raw materials for our products are readily available on the market such that production would not be unreasonably delayed, although we do not have any contracts for production of these raw materials.  We use the following companies as our principal suppliers:

•	Acti-Chem Specialties, Inc., Trumbull, Connecticut
•	Stepan Company, Northfield, Illinois
•	Andri Chemical of America, Inc., Hollywood, Florida
•	Win Manuco Ltd., Burlington Ontario, Canada

SERVICES

Remediation

Our main office in Deerfield Beach, Florida provides the service of mold remediation.  We have sold products to remediators outside of Florida for their use in mold remediation services.

Our exclusive, innovative anti-microbial product line enables a remediation protocol that is easily executed, cost effective and environmentally safe. Ideally, it addresses the entire building and all its components.

Red Reef BioClear Remediation Procedures
.
1.  Identify and repair source of water intrusion
2. Confirm site is dry and ready to accept application
3. Decontaminate all occupied areas by wet fogging
4. Kill and clean visible mold by directly spraying and wiping
5. Kill non-visible mold (i.e. behind walls) by fogging
6. Air scrub entire house or building area by wet fogging
7. Arrange for Third Party Air Quality Specialist Clearance
8.. Provide recommendation for repair and reconstruction in follow-up report

This unique state of the art process eliminates the need for time-consuming and costly containment barriers, negative-air machines, demolition, contaminated bagging & removal, off-site decontamination and disposal, and major reconstruction.  We can save thousands of dollars in client relocation costs and lost production expenses as well.  By consistently executing and our proven procedures from start to finish, we provide the highest quality and most effective remediation in the industry; and at a substantially lower cost.

SIGNIFICANT CUSTOMERS

Generally, we are not dependent on one or few major customers, as most of our revenue is generated by our mold remediation services.  The majority of the mold remediation business comes through referrals and limited advertising, not through repeat customers. However, for the nine months ended June 30, 2007, one major customer, Benchmark China Ltd., who paid us $440,000 as a one-time fee for a licensing agreement, generated 98% of our revenues. Our agreement with Benchmark China, entered into on October 30, 2006, is for a period of ten years and gives them exclusive rights to market and distribute BioClear® FF in China and the Far East, excluding Japan and South Korea. The loss of this major customer would have a negative impact on the future operations of our company.

DISTRIBUTION

We market our products using both current management personnel and outside independent sales and marketing companies. We currently have sales and marketing arrangements in place with the following organizations:

Guangzhou Benchmark Consultant Services Limited – On March 9, 2007, we executed an Agency Contract with Benchmark, in which they agreed to be our agent in China to sell our products in Asia. Benchmark will assist us with establishing an office in Guangzhou, China and obtaining the permits and licenses necessary to sell and distribute our products in the Chinese market.  In return for Benchmark's services, we agreed to pay them $9,000 to cover fees associated with obtaining sales permits and licenses and a service fee of $6,000 per month for the first six months of the contract. After the initial six-month period, Benchmark will receive a 5% commission on wholesale revenue as a management fee. Our contract with Benchmark is for a term of five years and expires on March 8, 2012.

Jennifer Fox and James V. Magrino – We entered into a Direct Marketing and Sales Agreement with Jennifer Fox and James V. Magrino on March 28, 2007.  Under the terms of the Agreement, Fox and Magrino have agreed to act as independent sales representatives to sell and promote our products and services in New York and New Jersey.  Upon execution of the four-year contract with Fox and Magrino, they received a signing bonus of 5,000,000 shares (2,500,000 shares each) of our restricted stock.  For each signed contract for the performance of our services, we agreed to pay Fox and Magrino a commission as follows:  (a) 3% of contract billing during the first year; (b) 2% of contract billing during the second year; and (c) 1% of contract billing during the third year, and for any year thereafter.

Although we currently sell BioClear® TKO directly to the end user, we expect the growth in sales of all of our products to come primarily from marketing and distribution by others, such as independent manufacturer’s representatives and accessing existing distribution and fulfillment systems.  As we identify new markets, we intend to seek representatives in those markets to offer our products for specific applications such as hospitality, health care and animal husbandry.

Our goal is to continue to expand our product lines with other proprietary products that will be distributed directly to other businesses such as veterinary and animal husbandry facilities, medical facilities, HVAC and other commercial cleaning services, as well as local government organizations such as municipalities for the maintenance of public spaces and schools.  We also anticipate sales of new products to end users through e-commerce and distribution by wholesalers to retail outlets, which will generate new revenue in future years.

In addition, we continue to pursue strategic alliances with other corporations that have existing distribution networks. Our goal for these alliances is to create immediate distribution and fulfillment avenues for our products, while focusing on our capital resources.

Services are currently being provided utilizing our proprietary formulas in the area of mold remediation. Red Reef will continue to develop business and awareness for the BioClear Brand. We will continue to develop business locally and gradually expanding the local presence to reach adjoining territories. We acquired real estate in Napoleonville, Louisiana for several reasons; as a launching site for our remediation business, we feel the region presents challenges in restoration and remediation since Katrina that we are able to address competitively, affording an opportunity for immediate recognition and growth. It is Red Reef’s intention to create a one stop emergency restoration and remediation company able to offer superior service in all areas of restoration. Napoleonville is strategically located midway between New Orleans and Baton Rouge, ideal for the remediation industry as well as future development of the land. The site consists of 70 plus acres of land and buildings.

ACQUISITION OF ENVIRONMENTALLY DISTRESSED PROPERTIES

We entered into a Joint Venture with JDM Capital Corporation in New York City on or about January 23, 2007. Both RRLB and JDM Capital became members of the new joint venture entity, JDM Reef Capital Management, LLC, which was formed as a Delaware limited liability company. Each member of JDM Reef Capital received a 50% interest in the company, consisting of 50 units, in exchange for an initial cash capital contribution of $50.

JDM Reef Capital will seek out environmentally distressed properties and evaluate the scope of remediation and restoration required to restore maximum value to the property. JDM Reef Capital Funding, LLC, independently owned by JDM Capital Corporation and its associates, will then arrange the funding for purchase and restoration of the property. Red Reef will perform the remediation and restoration, using Red Reef products and protocols, and once restoration is complete, the property will be offered for sale at full value. JDM Capital Corporation is an unrelated full-service real estate investment, asset management, and special servicing company headquartered in New York City.

ACQUISITION OF ASSETS AND LIABILITIES OF ALTFUELS CORPORATION

On February 15, 2007, we acquired the assets and assumed the liabilities of Altfuels Corporation and its related organization, L-1011 Corporation. The aggregate purchase was $400,195, the amount of the assumed liabilities of the L-1011 Corporation, which were in default at the time of the acquisition, for which judgments exist. The value was determined by appraisal and written down to the amount of liabilities assumed. We are currently attempting to refinance the debt and remove the judgments.

COMPETITIVE BUSINESS CONDITIONS

The healthy environment cleaning and sanitizing markets are dominated by larger and better-financed companies with established distribution. However, we believe that we can compete in the healthy environment products and services industry by supplementing our current mold remediation services with other environmental remediation and restoration services and expanding our service range throughout Florida, the Gulf Coast and into other southeastern states.

We believe our unique approach at the way we deliver our chosen disinfecting agents at targeted bacteria, virus and fungi will help to give us a competitive edge over other companies in the same field. Most competitive products use harsh chemicals that can kill bacteria, viruses and fungi on contact only. Our family of products utilize the concerted effort of reducing surface tension to easily penetrate and kill the targeted organisms but also to spread themselves through and into an infested area, thereby actively seeking out the location where spores of bacteria and fungi are growing and reproducing, thus eliminating the known ill-effects of potentially dangerous allergens and toxins. In addition, we will continue to increase the “green” components of our products, making them even more suitable for providing a healthy environment for humans and animals alike.

We plan to enhance our competitive edge by combining innovative ideas for novel and superior products and formulations in the general field of healthy environments and quality of life. Unique, scientifically sound products designed by Red Reef Laboratories open attractive market niches that large and well-established companies neglect in spite of their obvious market dominance. We are one of the few companies in this area of business that can make claim to having a surface decontaminant tested by the U.S. government against two strains of weaponized Anthrax with significant positive results. This same core technology used in the formula tested by the government is applied in our commercial products. Since, biological threats such as mold, mildew and fungi are generally much easier to eradicate than a bacterial spore such as Anthrax, our specially developed and proprietary products will have a competitive and superior edge to other products on the market.

The conservative approach for mold remediation for instance, continues to follow the guidelines set forth in protocols for asbestos removal. This practice involves the removal, encapsulation and replacement of building materials where toxic mold is evident. RRLB BioClear protocol in this application is far more advanced and calls for the removal and replacement of building materials only when the materials are compromised by water or rot. After removal of apparent mold with BioClear products, wood structures, dry walls, and in many instances even carpeting are restored to serviceable condition. RRLB BioClear protocol is far more economical, faster and more efficient than most competitors’ methods of tearing out and replacing building materials as the method prescribed and approved by most States. These competitors have a temporary advantage over a new and more sophisticated protocol since they are also well established as catastrophe water intrusion, fire and smoke remediators and are often licensed building contractors; the status quo feeds directly into their profit centers. The fact remains that no other protocol for toxic mold removal proves to be as cost effective, easy to apply, or provides healthy indoor air quality with minimal intrusion.

The obstacles we face in mold remediation exist in the specific markets in which we intend to increase our market share with our innovative and superior technology. Large, well-established financially strong companies dominate the product fields for animal husbandry, special veterinary applications, bio-defense in military and homeland defense applications, hospital and nursing home contamination problems, and for specific skin care and cosmetics; however, we have extrapolated our extremely positive field and test results with our scientifically formulated advanced products in these very fields and have identified a significant and realistic potential for us to expand in these multi-billion dollar markets. Red Reef will rely on advertising, public relations and market requirements to create and capitalize on market awareness, exploit identified niche markets and concentrate on those areas that indicate acceptance and approval and whenever possible fill vacuums that exist.

INTELLECTUAL PROPERTY

In the industry in which we are active there is no requirement to obtain EPA registration to allow for the sale of general commercial and household cleaning products. However, EPA registration is required for products with specific claims on the product label of effectiveness against particular organisms. EPA registration signifies that an extensive data set has been submitted for review and approval and the EPA has approved the detailed label language.

Trademarks

BioClear: Environmental remediation, namely cleaning and disposal of mold from commercial buildings, homes and educational facilities and construction and repair of commercial buildings, homes and educational facilities in International Class 037.

Silver Bullet: Preparations for decontamination of chemical agents, biological agents and industrial chemicals. International Class 001.

EPA Registration

Healthy Solutions 6000 EPA Reg. No. 80434-1.
A Mold, Mildew and Algae Chlorinated Cleaner and Sanitizer for Hard Surfaces. Also for Water Treatment.

BioClear 2000  EPA Reg. No. 1839-81-80434*
Advanced Detergent/Disinfectant/Cleaner/Mildewstat (on hard inanimate surfaces) /Fungicide(against pathogenic fungi)/Deodorizer/Disinfectant/Virucide.

BioClear FF Poultry and Swine Premise Disinfectant Cleaner EPA REG. NO. 1839-166-80434*
A phosphate free formulation designed to provide effective cleaning, deodorizing, and disinfection specifically for food processing plant, hog farms, poultry and turkey farms and egg processing plants, meat/poultry processing plants, meat/poultry producing establishments, veterinary clinics, animal life science laboratories, kennels, breeding and grooming establishments, pet animal quarters, zoos, pet shops, tack shops and other animal care facilities.

BioClear® MD Hospital Disinfectant/Cleaner EPA REG. NO. 1839-83-80434*
Designed specifically as a general non-acid cleaner and disinfectant for use in homes, hospitals, nursing homes, patient rooms, operating rooms, and ICU areas where housekeeping is of prime importance in controlling the hazard of cross contamination.

* This product is registered by and licensed from Stepan Company.  We have a Licensing Agreement with Stepan to distribute and sell the product under our own brand name.  No licensing fee or other consideration was paid to Stepan to grant us the EPA sub registration for the product.

GOVERNMENT REGULATION ISSUES

Companies who develop products to control pests are subject to regulation under Federal Laws. The products that are manufactured and sold by Red Reef specifically come under the authority of the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that before any person in any state or foreign country can sell or distribute any pesticide in the United States, they must obtain a registration from the U. S. Environmental Protection Agency (EPA). The term “pesticide,” as defined in FIFRA section 2 (u), means any substance or mixture of substances intended for preventing, destroying, repelling, or mitigating any pest, virus, bacteria, or other micro-organism (except viruses, bacteria, or other micro-organism on or in living man or other living animals). Pesticides include fungicides, disinfectants, sanitizers, and germicides. After the registration process and submission of required data, an accepted label is stamped accepted and returned to the registrant for the registered product. Annual Pesticide Maintenance Fees are required for registered products. Anyone who sells/distributes a pesticide (including antimicrobial products such as disinfectants, sanitizers, and germicides) must (a) register that product in every state in which they intend to sell/distribute and (b) pay a registration fee. As of this date, only Alaska does not require a registration fee but does require registration.

In order to “produce”, defined to mean “to manufacture, prepare, propagate, compound, or process any pesticide . . . or to repackage or otherwise change the container of any pesticide . . .” the plant(s) and/or facility must be registered. Upon registration an establishment number is assigned. The label and/or container must bear the registration number as well as the establishment number. Annual reports are required to be submitted to the U.S. EPA indicating the amount produced, repackaged/relabeled for the past year, amount sold/distributed for the past year U.S. and Foreign, and amount to be produced/repackaged/ relabeled for the current year.

Regulation under FIFRA would only have a material effect on our business if we were unable to obtain approval from the EPA on registration applications submitted for any new products developed requiring such approval and registration. Otherwise, we do not foresee any substantial changes in government regulations that could adversely affect the production, sale and distribution of our products at this time.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE, AND LOCAL)

We are not producing any products that are hazardous to the environment and do not foresee any changes in the business line that could adversely affect the environment. We do not anticipate any material costs for environmental compliance for its business activities.

GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

Products that are classified under the Federal Insecticide, Fungicide, and Rodenticde Act as "pesticides" require that the manufacturer register each product and its label with the EPA before it can be manufactured for commercial use. At present, the company has finalized two formulations that fall into the "pesticide" category. These products are production ready but we still have to submit data on six acute toxicity studies known as the EPA's "Six Pack," which include acute oral, acute dermal and acute inhalation toxicity texts, skin and eye irritation tests, and a dermal (skin) sensitization test. In addition to these toxicity studies, tests on the effectiveness of the products on specific organisms are required. After the required data is compiled, a label is created specifying the company’s requested site applications and uses for the product. We would then submit our proposed label, a statement of all claims to be made for the product, directions for its use, a confidential statement of the formula and a description of the tests which provide the basis for our claims to the EPA for their review and ruling. If the registration application is approved, an accepted label is stamped "accepted" and returned to us for the registered product.

The first is a formula tested on behalf of the USMC against weaponized Anthrax and would be targeted initially as a surface disinfectant useable in animal husbandry applications such as disinfecting facilities and equipment used in livestock production, including poultry farms.

The second formula is a broad-use surface disinfectant that would include use for mold, mildew and fungi surface disinfection, as well as site uses in animal husbandry, veterinarian and medical facilities and certain pieces of equipment, food and non-food surfaces.

Once we have submitted the data and has a final version label acceptable to the EPA, the products will be available to bring to market for the uses and site applications mentioned.

RESEARCH AND DEVELOPMENT

We spent a total of approximately $3,000 on research and development activities during the last two fiscal years. All such costs were absorbed by the company and none were borne directly by customers.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

We recognize revenue when our products are shipped or services are rendered. Licensing fee revenues are recognized as revenue when all contract terms have been completed. Cost of revenues earned includes purchases of chemical products and additional additives to develop our proprietary products, including freight and shipping expenses.

Property, Plant, and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets ranging from 5 to 39 years. Maintenance and repairs are charged to expense as incurred, while major renewals and betterments are capitalized. When items of property, plant and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statements of income and retained earnings for that period.

Revenues

Net revenues were $1,703 and $450,900 for the three months and nine months ended June 30, 2007, respectively, compared to net revenues of $68,841 and $142,410 for the three months and nine months ended June 30, 2006, respectively. The increase in revenues for the nine month period was attributable to our selling increased surface decontamination products and specialized services in the fight against bacteria, viruses and fungi (mold) infestations of our living environment.

Income / Loss

We had net income (losses) of $(398,246) and $(501,627) for the three months and nine months ended June 30, 2007, respectively, compared to net losses of $23,979 and $(135,932) for the three months and nine months ended June 30, 2006, respectively. The net losses in these periods were primarily due to depreciation expense, which were $16,722 and $1,083 in the nine months ended June 30, 2007 and 2006, respectively. We also had increases in expenses in the 2007 period versus the 2006 period as discussed in the next paragraph

Expenses

Operating expenses for the three months and nine months ended June 30, 2007 were $399,949 and $956,306, respectively, compared to operating expenses of $43,440 and $265,594 for the three months and nine months ended June 30, 2006, respectively. Depreciation expense fees as mentioned above and consulting fees expenses of $464,432 and $50,000 for the nine months ended June 30, 2007 and 2006, respectively, were the primary reasons for the changes in the respective periods. We issued $345,000 worth of shares, comprised of 43,000,000 shares per the footnotes to our financial statements, during the nine months ended for services rendered by outside consultants.

Cost of Revenue

Cost of revenue primarily includes sales of our products. During the nine months ended June 30, 2007, we had a cost of revenues of $190, or less than one percent of revenues. We had a cost of revenues of $-0- for the nine months ended June 30, 2006.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three-month and nine-month periods ended June 30, 2007 and the comparative periods in the previous period. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Net cash flows used in operating activities were $165,593 and $111,934 for the nine months ended June 30, 2007 and 2006, respectively, primarily attributable to a net loss, which were $501,627 and $135,932 for the nine months ended June 30, 2007 and 2006, offset by depreciation expense of $16,722 and $1,083 for the nine months ended June 30, 2007 and 2006, respectively, shares issued for consulting services during the nine months ended June 30, 2007 in the amount of $345,000, and shares issued for director’s compensation in the amount of $5,000 for the nine months ended June 30, 2007.

Net cash flows used in investing activities were $110,742 and $16,689 for the nine months ended June 30, 2007 and 2006, respectively, primarily attributable to an $110,000 expenditure made for an acquisition deposit during the nine months ended June 30, 2007. We also purchased property and equipment in the amounts of $742 and $16,689 during the nine months ended June 30, 2007 and 2006, respectively.

Net cash flows provided by financing activities were $265,757 and $136,368 for the nine months ended June 30, 2007 and 2006, attributable to sales of common stock which generated cash in the amounts of $497,250 and $100,000 during the nine months ended June 30, 2007 and 2006, respectively. We had an increase (decrease) loans and advances from stockholders, net during the nine months ended June 30, 2007 and 2006 in the amounts of $(231,493) and $36,386, respectively.

Overall, we have funded all of our cash needs from inception through June 30, 2007 with proceeds from issuance of our common stock.

On June 30, 2007, we had cash of $4,566 on hand.We do not have or anticipate having within the next 12 months any cash flow or liquidity problems and we are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

No significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

ITEM 3. CONTROLS AND PROCEDURES.

    We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. Our controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued approximately 31,000,000 shares of our unregistered common stock during the three months ended June 30, 2007 to outside consultants for services rendered to us. The consultants assisted us with the preparation of a proposed Regulation S filing and they acted as escrow agent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Subsequent to June 30, 2007, we signed a letter of intent to purchase Certified Environmental Services, Inc. for $2,800,000, and placed $110,000 in escrow towards the purchase (acquisition deposit). We anticipate completing the purchase of Certified Environmental Services, Inc. in the fourth quarter of our 2007 fiscal year end.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

       Reports on Form 8-K filed

(1)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED REEF LABORATORIES INTERNATIONAL, INC.

Date: August 14, 2007	By:	/s/ Claus Wagner Bartak
Claus Wagner Bartak Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Non-binding Letter of Intent By and Between Red Reef Laboratories International, Inc., and Certified Environmental Services, Inc.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer (included in Exhibit 31.1)

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (included in Exhibit 32.1)