Form 10QSB/A
period 2007-09-20
RED REEF LABORATORIES INTERNATIONAL INC
filed 2007-09-20
CIK 1355287

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

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

Number of shares of common stock outstanding as of September 20, 2007: 927,199,390

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-QSB/A under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB/A. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB/A that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

REASON FOR THIS AMENDMENT: The unaudited financial statements for the three and nine months ended June 30, 2007 and 2006, were filed with our quarterly report on Form 10-QSB on August 14, 2007. The quarterly report was not inadvertedly reviewed by our independent auditors and was subsequently reviewed by them. Accordingly, this Form 10-QSB/A amends such filing based upon changes to the financial statements.

ITEM 1. FINANCIAL STATEMENTS

RED REEF LABORATORIES INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30,

ASSETS	2007

CURRENT ASSETS
Cash and cash equivalents	$4,566
Inventories	4,009
Deferred income tax assets, net of valuation allowance	-

TOTAL CURRENT ASSETS	8,575

PROPERTY AND EQUIPMENT, NET	481,697

ACQUISITION DEPOSIT	50,000

SECURITY DEPOSITS	8,526

TOTAL ASSETS	$548,798

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accounts payable and accrued expenses	$101,524
Settlement payable	35,000
Judgments payable on property and equipment acquired	400,195

TOTAL CURRENT LIABILITIES	536,719

DUE TO STOCKHOLDERS	67,092

TOTAL LIABILITIES	603,811

COMMITMENTS AND CONTINGENCIES (NOTE 8)

DEFICIENCY IN ASSETS
Preferred stock:$.001 par value: 10,000,000 shares
authorized: none issued	-
Common stock: $.001 par value; 3,000,000,000 shares
authorized:856,272,286 issued and outstanding	856,272
Additional paid-in capital	3,074,575
Advances to stockholders	(140,171)
Deficit	(3,845,689)
TOTAL DEFICIENCY IN ASSETS	(55,013)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$548,798

RED REEF LABORATORIES INTERNATIONAL, INC
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30,

	2007		2006
	Three months	Nine months	Three months	Nine months
	Ended	Ended	Ended	Ended
	June 30	June 30	June 30	June 30

REVENUES
Product sales	$908	$5,908	$-	$28,832
Services	795	4,297	-	44,500
License agreements	-	440,695	-	-

TOTAL REVENUES	1,703	450,900	-	73,332

COST OF REVENUES EARNED	-	190	-	1,093

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	467,242	1,023,599	542,029	768,293

OPERATING LOSS	(465,539)	(572,889)	(542,029)	(696,054)

OTHER INCOME (EXPENSE)
Interest income	-	8,564	7,897	7,897
Interest expense	(1,100)	(3,994)	(9,773)	(29,319)
Other expenses	-	(1,701)	(3,657)	(3,421)
TOTAL OTHER INCOME (EXPENSE)	(1,100)	2,869	(5,533)	(24,843)

LOSS BEFORE PROVISION FOR INCOME TAXES	(466,639)	(570,020)	(547,562)	(720,897)

PROVISION FOR INCOME TAXES	-	-	-	-

UTILIZATION OF NET OPERATING LOSS CARRY FORWARD	-	-	-	-

NET LOSS	$(466,639)	$(570,020)	$(547,562)	$(720,897)

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED	799,045,000	742,045,000	671,862,000	671,862,000

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

RED REEF LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,

	2007	2006

Net Loss	$(570,020)	$(720,897)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	16,722	3,448
Shares issued for services	372,500	500,000
Shares issued for board of director's compensation	5,000	-
Shares issued for interest	1,100	-
Changes in assets and liabilities:

Decrease in inventory	190	-
Increase (decrease) in accounts payable, accrued and other liabilities	(51,086)	36,674

Net cash provided by operating activities	(225,594)	(180,775)

Cash flows from financing activities
Sale of common stock	497,250	100,000
Change in loans and advances from stockholders, net	(231,493)	105,227

Net cash provided by in financing activities	265,757	205,227

Cash flows from investing activities
Increase in acquisition deposit	(50,000)	-
Purchase of property and equipment	(742)	(16,689)

Net cash used in investing activities	(50,742)	(16,689)

INCREASE IN CASH AND CASH EQUIVALENTS	(10,579)	7,763

CASH AND CASH EQUIVALENTS, BEGINNING	15,145	1,700

CASH AND CASH EQUIVALENTS, ENDING	$4,566	$9,463

Supplemental Disclosures:
Shares of common stock issued for services	$372,500	$500,000
Shares of common stock issued to acquire assets	$20,000	$-
Shares of common stock issued to satisfy long-term debt	$42,115	$-
Property and equipment purchased through judgments payable	$450,195	$-
Interest paid	$-	$-
Interest received	$-	$-
Income taxes paid	$-	$-

RED REEF LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	2007		2006
	Three months	Nine months	Three months	Nine months
	Ended June	Ended	Ended June	Ended
	June 30	June 30	June 30	June 30
Automobile expense	$2,194	$6,743	$1,112	$3,238
Acquisition costs	60,000	60,000	-	-
Bank fees	110	488	84	324
Casual labor	7,907	18,449	-	-
Consulting fees	269,383	466,931	500,000	554,110
Data Processing	198	1,102	140	401
Depreciation	5,574	16,722	2,276	3,359
Dues and subscriptions	75	5,201	-	4,400
Gifts	-	100	-	2
Insurance	10,448	25,175	5,116	7,957
Licenses and permits	250	2,564	285	1,578
Marketing programs	2,419	24,948	-	17
Miscellaneous	-	139	208	726
Postage and delivery	561	2,161	491	2,728
Professional fees	28,221	131,307	350	110,635
Rents	10,093	38,473	19,207	36,967
Repairs	43	166	150	2,220
Telephone	3,491	8,842	1,737	5,492
Travel and entertainment	827	10,727	1,333	2,803
Utilities	609	2,302	146	1,220
Payroll	61,887	191,253	8,745	28,249
Supplies	2,952	7,424	649	1,867
Taxes	-	2,382		-

TOTAL	$467,242	$1,023,599	$542,029	$768,293

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Revenue and Cost Recognition

The Company recognizes revenue when its products are shipped or services are rendered. Licensing fee revenues are recognized as revenue when all contract terms have been completed.  Cost of revenues earned includes purchases of chemical products and additional additives to develop our proprietary products, including freight and shipping expenses.  Cost of revenues also includes salaries of the individuals who provide the services.

Inventories

Inventories consist principally of raw materials used in manufacturing.  Inventories are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method.

Joint Venture

The Company’s investment in the joint venture, JDM Reef Capital Management LLC (JDM) is accounted for under the equity method.  Accordingly, the investment will be carried at cost, adjusted for their proportionate share of profits and losses of the joint venture following the guidance in APB-18. The joint venture has no assets or operations as of the period ending June 30, 2007.  The purpose of the joint venture is to seek out environmentally distressed properties and evaluate the scope of remediation and restoration required to restore the maximum value of the property.  JDM will arrange the funding for the purchase and restoration of such properties.  Red Reef will perform the restoration, using Red Reef products and protocols, and then the property will be offered for sale at full value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Concentrations of Business and Credit Risk Arising from Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances in one financial institution located in Deerfield Beach, Florida. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.  At June 30, 2007, there were no uninsured balances.

Licensing Agreement The Company entered into a definitive binding agreement with Benchmark China Ltd, for exclusive manufacturing and distribution rights to the Company’s Proprietary Surface Decontaminant product, BioClear™ FF, including the use of the name, BioClear™ FF.  The agreement is for ten years and automatically renewable unless notice in writing of intent to terminate is presented ninety days prior to expiration date.  The agreement also required an initial non-refundable fee for the exclusive rights to market and distribute BioClear™ FF for $300,000 (Three Hundred Thousand Dollars).  The Company will receive 50% fees paid for all assignments of rights to third parties and 10% of gross sales from all sources, regardless or price, payable quarterly, the Company has no further duties or continuing responsibilities under the agreement.

Major Customer  For the nine months ended June 30, 2007, total revenues from the Company’s largest customer approximated $440,000, 98% of the total revenues for the period, the $140,000 was a one-time fee for a licensing agreement, the remaining $300,000 was from the initial non-refundable fee.

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

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations.  In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented.  All adjustments are of a normal recurring nature, except as otherwise noted below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended June 30, 2007 and 2006

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Computer equipment and software	$4,538
Furniture and fixtures	3,229
Vehicles	30,503
Buildings	154,863
Machinery and equipement	95,830
Subtotal	288,963
Accumulated depreciation	(26,768)
Land	219,502
Total Property and Equipement	$481,697

Total depreciation expense for the nine months ended June 30, 2007, amounted to $16,722. Most of this property and equipment ($470,195) was acquired for stock and assumption of debt (See Notes 6 and 7).

The estimated value of the assets acquired was contractually valued at $1,192,487.  An amount equivalent to 10% ($50,395) was discounted as commission and cost of future sales.  The remaining difference of $671,358 reduced by the assets on a pro rata basis.

NOTE 3 - RELATED PARTY TRANSACTIONS

Loans and Advances to Stockholders

The Company loaned and advanced funds to three shareholders.  These loans and advances are unsecured, bear interest at 8%, and are due on demand.  Outstanding advances totaled $140,171 at June 30, 2007.  These amounts include accrued interest receivable of $54,803.  Accrued interest receivable has been recorded as additional paid-in capital.

Due to Stockholders

Due to stockholders at June 30, 2007, consisted of the following:

8% convertible notes from a minority shareholder, due on demand	$45,000
Loan from shareholder, unsecured, due on demand, and accrues interest at 8%	22,092
Total due to stockholders	$67,092

Interest expense for the period ended June 30, 2007, was $7,615.  Interest payable at June 30, 2007, for the above was $46,808.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended June 30, 2007 and 2006

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30 consisted of the following:

Trade accounts payable	$39,990
Accrued interest	46,808
Accrued payroll, taxes and benefits payable	14,726
Total accounts payable and accrued liabilites	$101,524

NOTE 5 - INCOME TAXES

Deferred income taxes and benefits for the nine-months ended June 30, 2007, are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The tax effects (computed at 20.5%) of these temporary differences and carry-forwards that give rise to significant portions of deferred tax assets and liabilities, consist of the following:

Deferred Income tax assets:
Expected income tax	$-
Net operating loss carryfoward	651,692
Total deferred tax assets	651,692
Deferred Income tax liabilities:
Excess tax depreciation over book depreciation	6,608
Less valuation allowance	645,084
Net deferred income tax assets	$-

The Company has a net operating loss carryover for federal income tax purposes of approximately $3,093,528 expiring in September 2026.  However, if the Company has an ownership change as defined in Section 382 of the Internal Revenue Code, the Company may be limited in its ability to utilize the loss carry-forwards. A valuation allowance of $645,084 has been established to eliminate the deferred tax benefit that exists because it is uncertain that the benefit will ever be realized.

NOTE 6 - STOCKHOLDERS' EQUITY

The Company has authorized 3,000,000,000 shares of $.001 par value common stock.

During the nine months ended June 30, 2007, 34,269,091 shares were issued for $497,250 in cash; 1,200,000 shares were issued to acquire the assets and liabilities of Altfuels Corporation and related organizations’ assets and liabilities; 2,406,324 shares were issued to convert $40,000 in debt including $2,115 in accrued interest; 43,750,000 shares were issued for consulting services; and 1,000,000 shares were issued for Board of Director compensation.  The Company has not issued any cash dividends, and plans to reinvest any income in the Company.

On December 1, 2006, the Company resolved to increase the number of issued and outstanding shares of common stock by way of a forward stock split (the Stock Split) in the amount of 1 share for 6 shares. All common stock amounts in this report have been restated to account for the stock split and retroactive effect has been given to financial statements to the stock split.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended June 30, 2007 and 2006

NOTE 7 – ACQUISITION AND JUDGMENTS PAYABLE

The Company acquired the assets and assumed the liabilities of Altfuels Corporation and related organization’s assets and liabilities during the quarter ending December 31, 2006.  The Company acquired 80 acres in Napoleonville, Louisiana for several reasons; as a launching site for our regional remediation business, we feel Louisiana and Mississippi present challenges in restoration and remediation, since Katrina and Rita, that we are able to address competitively, affording an opportunity for immediate recognition and growth. It is the Company’s intention to create a mobile, one stop emergency restoration and remediation company, able to offer superior service in all areas of restoration for the region, including neighboring states.

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

The refinancing of these judgments are still under discussion and negotiations.  This property is subject to seizure and sale under Louisiana state law for the non-payment of the Community Bank judgment.  No writ of seizure has been issued, nor is any sheriff sale currently set by the Sheriff of Assumption Parish.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended June 30, 2007 and 2006

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following is a schedule of estimated future minimum rental payments required under the operating lease as of June 30, 2007:

2007	$29,323
2008	39,860
2009	40,685
2010	41,530
2011	42,411
Total	$193,809

NOTE 9 – GOING CONCERN AND MANAGEMENT’S PLANS

As reflected in the accompanying financial statements, the Company recognized a net loss of $570,020 for the nine months ended June 30, 2007.  The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and achieve profitable operations.  The Company’s intention is to negotiate product distribution agreements with foreign distributors abroad.  The plan also includes raising capital through private stock offerings.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 10 – SUBSEQUENT EVENTS

The Company has signed a letter of intent to purchase Certified Environmental Services, Inc. (CES) for $2,800,000, and has placed $110,000 in escrow towards the purchase (acquisition deposit).  The Company has paid $110,000 in escrow to CES for extensions requested on the initial agreement.  As of June 30, 2007 there was $50,000 in escrow.  The Company anticipates completing the purchase of Certified Environmental Services, Inc. in the forth quarter of 2007.  The transaction is currently structured as a cash purchase contingent upon the Company’s ability to raise the funds necessary for the acquisition.

The Altfuels Inc. and related acquisition will serve as the pilot development for the joint venture JDM Reef Capital Management, LLC (see Joint Venture) to roll out the process alignment for environmental improvements and green development uses for the property.  The active momentum of beginning this process will allow for unlocking the value of the location, and begin to place it on a path of revenue generation.

The Company has applied for approval to sell BioClear®FF in China, The Company has established a sales office in Guang Chou, China.

The Company declared a 5% stock dividend for holders of record as of July 12, 2007, the accompanying financial statements have been retroactively effected for this stock dividend.

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

We were founded to develop, manufacture, distribute and sell surface disinfectants, which are inherently non-toxic, posing no hazard to people who use them and which are environmentally friendly, decomposing into harmless naturally occurring organic molecules. In 2003, the United States Marine Corps authorized and funded the testing of one of our proprietary formulations against weaponized Anthrax on two occasions at separate government laboratory facilities. Each test indicated our formula achieved a 99.999999% kill rate in less than thirty minutes. To this end, we have developed several products that have been registered with the Environmental Protection Agency (EPA) as well as proprietary formulas used for odor and stain removal caused by mold, mildew and algae. We also perform the service of mold remediation in South Florida employing the use of the chemicals during the remediation process. We are in the process of applying for import and distribution clearance in China for its BioClear FF product used in the cleaning and sanitizing of surfaces and equipment found on poultry farms. The company is investigating ways to expand distribution of TKO, one of its leading products currently being sold to the hospitality industry in Southeast Florida. Research and development work for specially formulated products for use in cleaning and sanitizing automobile interiors is underway.

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

OBJECTIVES

Our objective is to become the premier company for mold remediation in Florida and beyond.  We will utilize a unique "streamlined" decontamination process enabled by new state-of-the-art mold-killing products that create exceptional profit potential. Our streamlined, step-by-step, decontamination process concentrates on identifying the contamination problem and having moisture intrusion problems corrected which have principally caused the mold infestation to take hold. Once the problem is identified and corrected, our approach and process is to eradicate the mold infestation through application of several chemical means (fogging and spraying of effective specially developed chemical solutions) as opposed to physical (structural removal) means. This results in a drastic minimization of the deconstruction/reconstruction effort, thereby saving time, labor and material costs needed to perform the mold remediation, which in turn leads to greater profit potential. Our products allow for applications in areas such as animal husbandry, hospitality, medical and nursing home facilities, and in any area where the proliferation of bacteria, virus and fungi pose threats to the inhabitants of these facilities. Leveraging our exclusive proprietary technology to these products, we will develop additional applications in other industries creating new revenue opportunities, such as specially formulated products for use in cleaning and sanitizing automobile interiors. We intend to use infusions of capital and/or debt to launch operations, secure or develop exclusive synergetic product rights, establish a market position, and achieve significant financial goals.  However, there is no assurance we can attract such capital or acquire such debt.

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
8. Provide recommendation for repair and reconstruction in follow-up report

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

SIGNIFICANT CUSTOMERS

Generally, we are not dependent on one or few major customers, as most of our revenue is generated by our mold remediation services. The majority of the mold remediation business comes through referrals and limited advertising, not through repeat customers. However, for the nine months ended June 30, 2007, one major customer, Benchmark China Ltd., who paid us $440,000, which is comprised of $140,000 as a one-time fee for a licensing agreement and $300,000 from an initial non-refundable fee, generated 98% of our revenues. Our agreement with Benchmark China, entered into on October 30, 2006, is for a period of ten years and gives them exclusive rights to market and distribute BioClear® FF in China and the Far East, excluding Japan and South Korea. The loss of this major customer would have a negative impact on the future operations of our company.

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

Jennifer Fox and James V. Magrino – We entered into a Direct Marketing and Sales Agreement with Jennifer Fox and James V. Magrino on March 28, 2007. Under the terms of the Agreement, Fox and Magrino have agreed to act as independent sales representatives to sell and promote our products and services in New York and New Jersey. Upon execution of the four-year contract with Fox and Magrino, they received a signing bonus of 5,000,000 shares (2,500,000 shares each) of our restricted stock. For each signed contract for the performance of our services, we agreed to pay Fox and Magrino a commission as follows: (a) 3% of contract billing during the first year; (b) 2% of contract billing during the second year; and (c) 1% of contract billing during the third year, and for any year thereafter. To date, these sale representatives have not opened any new accounts for us yet.

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

CRITICAL ACCOUNTING POLICIES

Revenue recognition

We recognize revenue when our products are shipped or services are rendered. Licensing fee revenues are recognized as revenue when all contract terms have been completed. Cost of revenues earned includes purchases of chemical products and additional additives to develop our proprietary products, including freight and shipping expenses. Cost of revenues also includes salaries of the individuals who provide the services.

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

Revenues

Net revenues were $1,703 and $450,900 for the three months and nine months ended June 30, 2007, respectively, compared to net revenues of $-0- and $73,332 for the three months and nine months ended June 30, 2006, respectively. The increase in revenues for the nine month period was attributable to our selling increased surface decontamination products and specialized services in the fight against bacteria, viruses and fungi (mold) infestations of our living environment.

Income / Loss

We had net (losses) of $(466,639) and $(570,020) for the three months and nine months ended June 30, 2007, respectively, compared to net (losses) of $(547,562) and $(720,897) for the three months and nine months ended June 30, 2006, respectively. The net losses in these periods were primarily due to depreciation expense, which were $16,722 and $3,448 in the nine months ended June 30, 2007 and 2006, respectively. We also had increases in expenses in the 2007 period versus the 2006 period as discussed in the next paragraph

Expenses

Operating expenses for the three months and nine months ended June 30, 2007 were $467,242 and $1,023,599, respectively, compared to operating expenses of $542,029 and $768,293 for the three months and nine months ended June 30, 2006, respectively. Depreciation expense fees as mentioned above and consulting fees expenses of $466,931 and $554,110 for the nine months ended June 30, 2007 and 2006, respectively, were the primary reasons for the changes in the respective periods. We issued $372,500 worth of common shares, comprised of 43,750,000 shares per the footnotes to our financial statements, during the nine months ended June 30, 2007 for services rendered by outside consultants. We issued $500,000 worth of common shares during the nine months ended June 30, 2006 for services rendered by outside consultants.

Cost of Revenue

Cost of revenue primarily includes sales of our products. During the nine months ended June 30, 2007, we had a cost of revenues of $190, or less than one percent of revenues. We had a cost of revenues of $1,093 for the nine months ended June 30, 2006.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three-month and nine-month periods ended June 30, 2007 and the comparative periods in the previous period. We believe that we can offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Net cash flows used in operating activities were $225,594 and $180,775 for the nine months ended June 30, 2007 and 2006, respectively, primarily attributable to a net loss, which were $570,020 and $720,897 for the nine months ended June 30, 2007 and 2006, offset by depreciation expense of $16,722 and $3,448 for the nine months ended June 30, 2007 and 2006, respectively, shares issued for consulting services during the nine months ended June 30, 2007 in the amount of $372,500, and shares issued for director’s compensation in the amount of $5,000 for the nine months ended June 30, 2007.

Net cash flows used in investing activities were $50,742 and $16,689 for the nine months ended June 30, 2007 and 2006, respectively, primarily attributable to a $50,000 expenditure made for an acquisition deposit during the nine months ended June 30, 2007. We also purchased property and equipment in the amounts of $742 and $16,689 during the nine months ended June 30, 2007 and 2006, respectively.

Net cash flows provided by financing activities were $265,757 and $205,227 for the nine months ended June 30, 2007 and 2006, attributable to sales of common stock which generated cash in the amounts of $497,250 and $100,000 during the nine months ended June 30, 2007 and 2006, respectively. We had an increase (decrease) loans and advances from stockholders, net during the nine months ended June 30, 2007 and 2006 in the amounts of $(231,493) and $105,227, respectively.

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

No significant amount of our trade payables has been unpaid within the stated trade term. Other than the following, we are not subject to any unsatisfied judgments, liens or settlement obligations. We have $400,195 in judgments payable on property as per our footnotes to the financial statements herein. This property is subject to seizure and sale under Louisiana state law for the non-payment of the Community Bank judgment. No writ of seizure has been issued, nor is any sheriff sale currently set by the Sheriff of Assumption Parish.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued approximately 30,000,000 shares of our unregistered common stock on May 10, 2007 to three outside consultants for services rendered to us. The independent consultants assisted us with the preparation of a proposed Regulation S filing and they acted as escrow agent. No underwriters were used. The value of the shares was recorded in the financial statements during the three months ended June 30, 2007 in the collective amount of $255,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

    Subsequent to June 30, 2007, we signed a letter of intent to purchase Certified Environmental Services, Inc. (CES) for $2,800,000, and we placed $110,000 in escrow towards this purchase (acquisition deposit). We paid $110,000 in escrow to CES for extensions requested on the initial agreement. We anticipate completing the purchase of CES in the fourth quarter of our 2007 fiscal year end. The transaction is currently structured as a cash purchase contingent upon our ability to raise the funds necessary for the acquisition. As of June 30, 2007 there was $50,000 in escrow.

Also, subsequent to June 30, 2007, we applied for approval to sell BioClear®FF in China. We established a sales office in Guangzhou, China.

Finally, subsequent to June 30, 2007, we declared a five percent stock dividend for holders of record as of July 12, 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB/A, which is incorporated herein by reference.

Reports on Form 8-K filed

(1)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED REEF LABORATORIES INTERNATIONAL, INC.

Date: September 20, 2007	By:	/s/ Claus Wagner Bartak
Claus Wagner Bartak Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer (included in Exhibit 31.1)

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (included in Exhibit 32.1)